Form 10-Q
period 2010-09-30
China Rising II, Inc.
filed 2010-11-15
CIK 1495238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-54043

 CHINA RISING II, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2419982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 Fifth Avenue, 38th Floor

New York, New York 10175

(Address of principal executive offices) (Zip Code)

(646) 213-1915

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                                             Large accelerated filer ☐                       Accelerated filer ☐

Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of November 5, 2010, there were 500,000 shares, $0.0001 par value per share, of the registrant’s common stock outstanding.

CHINA RISING II, INC.

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND FROM INCEPTION (FEBURARY 16, 2010) THROUGH SEPTEMBER 30, 2010

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	5

	BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND JUNE 30, 2010	5

	STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND FROM INCEPTION (FEBRUARY 16, 2010) THROUGH SEPTEMBER 30, 2010	6
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	7
	STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND FROM INCEPTION (FEBRUARY 16, 2010) THROUGH SEPTEMBER 30, 2010	8

	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A.	RISK FACTORS	15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4.	(REMOVED AND RESERVED)	15

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS	15
SIGNATURE		16

Forward-Looking Statements

    This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

    Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

    Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•     risks related to our history of operating losses, our indebtedness or our ability to raise capital;

•     risks related to the implementation of our business plan to identify a suitable merger candidate and engage in a reverse merger, or similar transaction, with an operating company;

•     risks related to becoming a company, should we complete a reverse merger, or similar transaction, with all or substantially all of its operating in the People’s Republic of China ;

•     our relationship with Crocker Coulson, our sole stockholder, director and officer;

•     industry-wide market factors and regulatory and other developments affecting reverse mergers;

•     difficulties in raising capital in the current economic environment;

•     the duration and severity of the current economic environment; and

•     risks related to changes in accounting interpretations.

    For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 4 of Amendment No. 2 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 5, 2010.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

China Rising II, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,865	$5,000

Total Current Assets	$2,865	$5,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilites
Total Current Liabilities	$-	$-

Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued.	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 500,000 shares issued and outstanding for both periods	50	50

Additional paid-in capital	4,950	4,950
Accumulated deficit during development stage	(2,135)	-
Total Stockholders' Equity	2,865	5,000

Total Liabilities and Stockholders' Equity	$2,865	$5,000

See Notes to Financial Statements

5

China Rising II, Inc.
(A Development Stage Enterprise)
Statements Of Operations
(Unaudited)
	For the three	From inception
	Months ended	(February 16, 2010) to
	September 30, 2010	September 30, 2010

Revenue	$ -	$ -

General and administrative expenses	2,135	2,135

Net loss from operations	(2,135)	(2,135)

Income tax expense	-	-
Net loss	$ (2,135)	$ (2,135)

Basic and diluted loss per share	$ (0.00)
Common shares outstanding	500,000

See Notes to Financial Statements

China Rising II, Inc
(A Development Stage Enterprise)
Statements Of Changes In Stockholders' Equity
(Unaudited)

				Accumulated
				Deficit
	Common stock		Additional	During Development	Total Stockholders
	Shares	Amount	Paid-in capital	Statge	Equity
Issuance of common stock for cash at $.0001 per share	500,000	$ 50	$ 4,950	$ -	$ 5,000
					-
Balance as of June 30, 2010	500,000	50	4,950	-	5,000
Net loss				(2,135)	(2,135)
Balance as of September 30, 2010	500,000	$ 50	$ 4,950	$ (2,135)	$ 2,865

See Notes to Financial Statements

China Rising II, Inc.
(A Development Stage Enterprise)
Statements Of Cash Flows
(Unaudited)		From inception
	For the three	(February 16, 2010)
	Months ended	to
	September 30, 2010	September 30, 2010

Cash flows from operating activities
Net loss	$ (2,135)	$ (2,135)
Net cash used in operating activities	(2,135)	(2,135)

Cash flows from financing activities
Proceeds from sales of common stock	5,000	5,000

Net cash provided by financing activities	5,000	5,000

Net increase in cash	2,865	2,865

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$ 2,865	$ 2,865

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See Notes to Financial Statements

CHINA RISING II, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010

1.             ORGANIZATION AND DESCRIPTION OF BUSINESS

China Rising II, Inc. (the “Company”) was incorporated in the State of Delaware on February 16, 2010. Since inception, the Company has been engaged primarily in organizational efforts. The Company was organized to identify and evaluate and, if such evaluation warrants, negotiate and consummate a business combination with a target company. The Company will look for potential target companies in a broad range of industries and may engage in a business combination with any type of business. The Company intends to focus on target companies that are located or operate exclusively or primarily in the People’s Republic of China, although, under certain circumstances, it would consider a business combination with a company located or operating in a different country. If a business combination is consummated, it is expected that there will be a change of control of the Company.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company’s fiscal year for reporting purposes ends on December 31.

Development Stage Enterprise

The Company complies with Accounting Standards Codification (“ASC”) 915-235-50 and Securities and Exchange Commission Act Guide 7 for it’s characterization of the Company as an exploration stage enterprise

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes are provided in accordance with Standard Accounting Codification 740-10-05, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. The Company files income taxes based on a year ended December 31.

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at September 30, 2010.

Recent Accounting Pronouncements

In February 2010, the FASB revised the authoritative guidance related to subsequent events.  The Company is required to evaluate subsequent events through the date the financial statements are issued.  The Company is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company for the period ended June 30, 2010.  Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s results of operations, cash flows or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

3.             GOING CONCERN

The Company is a development stage enterprise with minimal operating history.  It has not yet been able to execute its business plan.  This situation raises substantial doubt about its ability to continue as a going concern, and could lead to discontinuance of operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination with a target company. This may result in the Company’s incurring a net operating loss that will increase unless the Company consummates a business combination with a profitable business. No assurance can be given that the Company will be able to identify a suitable target company and consummate a business combination, or that any such target company will be profitable at the time of a business combination or ever.

4.             INCOME TAX

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

5.             STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, consisting of 100,000,000 shares designated as common stock, with a par value of $0.0001 per share (the “Common Stock”) and 10,000,000 shares designated as preferred stock, with a par value of $0.0001 per share (the “Preferred Stock”). The board of directors is authorized to designate one or more series and to designate relative preferences, limitations and rights of any preferred stock that may be issued.

On May 7, 2010, the Company issued 500,000 shares of Common Stock to the sole officer for total cash proceeds of $5,000.

6.         LITIGATION

The Company is not currently subject to any outstanding claims or legal proceedings.

7.          SUBSEQUENT EVENT

The Company has evaluated events subsequent to September 30, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued and such items are disclosed herewith as follows:

On October 7, 2010, Crocker Coulson loaned the Company $2,000, to meet its expenses. The loan is evidenced by a promissory note, which is payable on demand and bears interest at a rate of three percent (3%) per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    China Rising II, Inc. (the Company”, “we”, “us” or “our”) was organized to investigate and, if such investigation warrants, negotiate and consummate a business combination with a target company. We will look for potential target companies in a broad range of industries and we may engage in a business combination with any type of business. We intend to focus on target companies that are located or operate exclusively or primarily in China, although, under certain circumstances, we would consider a business combination with a company located or operating in a different country.

    Our principal strategic objective for the next 12 months and beyond will be to achieve long-term growth potential and stockholder value through a business combination with a target company, rather than focusing on short-term earnings by operating a business of our own. If a business combination is consummated, we expect that there will be a change of control of the Company.

    We do not currently engage in any business activities that generates revenues.  During at least the next 12 months, unless we complete a business combination sooner, we anticipate incurring costs primarily related to:

•                    preparing and filing reports under the Securities Exchange Act of 1934;

•                    identifying, investigating and conducting due diligence on target companies; and

•                    negotiating, structuring, documenting and consummating a business combination.

    We believe that we will be able to meet these costs through cash on hand and additional amounts, as may be necessary, to be loaned by or invested in us by our stockholders, management and/or others.  To date, we have relied on loans from Mr. Coulson to meet our obligations, consisting primarily of payables to professional advisors.

    We are in the development stage and have not generated any revenues from operations to date. It is not likely that we will generate any revenues until at least a business combination has been consummated. Even following a business combination, we may not generate any revenues or revenues may not be sufficient to meet our expenses. We may consider a business combination with a target company which itself has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop one or more new products or services, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.

    Moreover, any target business that is selected may be financially unstable or in the early stages of development or growth, including businesses without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with a target company in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target company, we may not ascertain or assess all significant risks.

           The foregoing considerations raise substantial doubt about our ability to continue as a going concern.  We are currently planning on devoting the vast majority of our efforts to identifying, investigating and conducting due diligence on target companies; and negotiating, structuring, documenting and consummating a business combination. Our long-term ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, complete a business combination and, thereafter, achieve profitable operations.

    We expect that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded company. Such perceived benefits of becoming a publicly traded company include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, mergers, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult, complex and expensive.

Recent Accounting Pronouncements

                In February 2010, the Financial Accounting Standards Board revised the authoritative guidance related to subsequent events.  The Company is required to evaluate subsequent events through the date the financial statements are issued.  The Company is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company for the period ended June 30, 2010.

Results of Operations

    We did not generate any revenue for the three-month period ended September 30, 2010 or from inception (February 16, 2010) through September 30, 2010.

    For the three-month period ended September 30, 2010, we incurred expenses in the amount of $2,135. These expenses were incurred primarily in the form of professional fees and corporate service fees. For the period from inception (February 16, 2010) through September 30, 2010, we incurred expenses in the amount of $2,135. These expenses were incurred primarily in the form of professional fees and corporate service fees.

    As a result of the above factors, the operating loss was $2,135, or $(0.01) per share, for the three-month period ended September 30, 2010 and for the period from inception (February 16, 2010) through September 30, 2010.

Liquidity and Capital Resources

     We do not expect to generate any revenue until at least a business combination with a target company is completed.  We have limited cash on hand. We believe that we will be able to meet our costs of doing business through cash on hand and additional amounts, as may be necessary, to be loaned to us or invested in us by our stockholders, management and/or others.  We have relied primarily on loans from Crocker Coulson, our sole shareholder, sole director and officer, to meet our obligations, consisting primarily of payables to professional advisors.

    Our ability to continue as a going concern is dependant upon out ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a business combination. Management's plan includes obtaining additional funds through a combination of sales of our equity securities before, contemporaneously with, or following, the consummation of a business combination; and borrowings, although we do not believe that we will be eligible to borrow funds from a bank until at least a business combination is consummated. However, additional funding may not be available on terms that are favorable to us or at all.

            We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

    We believe that our financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

Inherent Limitations on Effectiveness of Controls

    We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control

    There have not been any changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are not currently subject to any outstanding claims or legal proceedings.

ITEM 1A.  RISK FACTORS

    No material change from Amendment No. 2 to our Registration Statement on Form 10, filed with the Securities and Exchange Commission on October 5, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. (REMOVED AND RESERVED)

    None.

ITEM 5. OTHER INFORMATION

            On October 7, 2010, Crocker Coulson loaned the Company $2,000, to meet its expenses. The loan is evidenced by a promissory note which is payable on demand and bears interest at a rate of three percent (3%) per annum.

ITEM 6. EXHIBITS

    The following exhibits are attached hereto and filed herewith:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	CHINA RISING II, INC.

	By:	/s/ CROCKER COULSON
Crocker Coulson Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Crocker Coulson, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of China Rising II. Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2010

/s/ CROCKER COULSON
Crocker Coulson Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Crocker Coulson, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of China Rising II, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2010

/s/ Crocker Coulson
Crocker Coulson Chief Financial Officer

EXHIBIT 32

Certification of Periodic Financial Report by the Chief Executive Officer and

Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Solely for the purposes of complying with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Chief Executive Officer and Chief Financial Officer of China Rising II, Inc. (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2010	/s/ CROCKER COULSON
Crocker Coulson Chief Executive Officer

Date: November 15, 2010	/s/ Crocker Coulson
Crocker Coulson Chief Financial Officer

